Form 10-K/A
period 2006-12-31
Citigroup Mortgage Loan Trust 2006-AR7
filed 2008-06-05
CIK 1375251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

AMENDMENT No. 1

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007 (Accession No. 0001141776-07-000084) by Citigroup Mortgage Loan Trust 2006-AR7 (the “Initial 10-K”), for the fiscal year ended December 31, 2006, is being filed for the sole purpose of restating the assessment of American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (the “Asserting Party”) for the reporting period of January 1, 2006 through December 31, 2006. The restated assessment, provided to the registrant in February 2008, identifies a material instance of noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) under Regulation AB. Specifically, the Asserting Party did not have, during the applicable reporting period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with Item 1122(d)(4)(xii). In response to a Securities and Exchange Commission comment, as of January 1, 2008, the Asserting Party has implemented practices and procedures to capture the information necessary to assess compliance with Item 1122(d)(4)(xii).

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

Item 1123 of Regulation AB (Servicer compliance statement)

The statement required by Item 1123 is attached to this Form 10-K as Exhibit 35.1.1, 35.1.2, 35.1.3, 35.1.4 and 35.1.5.

PART IV

Item 15.	Exhibits and Financial Statements and Schedules

(a)(1)	Not applicable.
(a)(2)	Not applicable.
(a)(3)	Exhibits

Exhibit Number	Description

4.1	Servicing Agreement, dated as of October 1, 2006, incorporated by reference from Exhibit 4.1 of the Issuing Entity’s Current Report on Form 8-K filed with the Commission on January 12, 2007.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission, dated June 5, 2008.
33.1.1	Management Assessment of Compliance with Applicable Servicing Criteria, dated February 27, 2007, of CitiMortgage, Inc.
33.1.2	Assessment of Compliance with Applicable Servicing Criteria, dated March 1, 2007, of Countrywide Home Loans Servicing LP.
33.1.3	Report on Assessment of Compliance with Regulation AB Servicing Criteria, dated March 9, 2007, of Fifth Third Bank.
33.1.3.1	Report on Assessment of Compliance, dated February 28, 2007, of First American Real Estate Solutions of Texas LP.
33.1.3.2

Restated Report on Assessment of Compliance with 1122(d)(2)(vi), 1122(d)(4)(xi), and 1122(d)(4)(xii) of Regulation AB Servicing Criteria for the Reporting Period January 1, 2006 to December 31, 2006 originally dated February 23, 2007 and revised January 30, 2008 of affiliates of Assurant, Inc.

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
34.1.3.2

Report of Independent Registered Public Accounting Firm originally dated February 23, 2007 and revised January 30, 2008 of PricewaterhouseCoopers LLP, for affiliates of Assurant, Inc., relating to Exhibit 33.1.3.2.

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

By: CitiMortgage, Inc., as Master Servicer

By: /s/ Tommy Harris

Tommy Harris

Senior Vice President of CitiMortgage, Inc.

June 5, 2008

INDEX TO EXHIBITS

Exhibit

Number	Description

______________________________________________________________________________________

4.1	Servicing Agreement, dated as of October 1, 2006, incorporated by reference from Exhibit 4.1 of the Issuing Entity’s Current Report on Form 8-K filed with the Commission on January 12, 2007.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission, dated June 5, 2008.

33.1.1	Management Assessment of Compliance with Applicable Servicing Criteria, dated

February 27, 2007, of CitiMortgage, Inc.

33.1.2	Assessment of Compliance with Applicable Servicing Criteria, dated March 1, 2007, of Countrywide Home Loans Servicing LP.

33.1.3	Report on Assessment of Compliance with Regulation AB Servicing Criteria, dated

March 9, 2007, of Fifth Third Bank.

33.1.3.1	Report on Assessment of Compliance, dated February 28, 2007, of First American Real Estate Solutions of Texas LP.

33.1.3.2

Restated Report on Assessment of Compliance with 1122(d)(2)(vi), 1122(d)(4)(xi), and 1122(d)(4)(xii) of Regulation AB Servicing Criteria for the Reporting Period January 1, 2006 to December 31, 2006 originally dated February 23, 2007 and revised January 30, 2008 of affiliates of Assurant, Inc.

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

PricewaterhouseCoopers LLP for First American Real Estate Solutions of Texas LP.

relating to Exhibit 33.1.3.1.

34.1.3.2

Report of Independent Registered Public Accounting Firm originally dated February 23, 2007 and revised January 30, 2008 of PricewaterhouseCoopers LLP, for affiliates of Assurant, Inc., relating to Exhibit 33.1.3.2.

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